Form 10-Q
period 2012-03-31
Eastern Acquisition Corp
filed 2012-05-15
CIK 1505364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

c/o Nautilus Global Partners

800 Town & Country Blvd, Suite 420

Houston, TX 77024

 (Address of principal executive offices) (Zip Code)

(713) 600-8888

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

At May 14, 2012 there were 998,275 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Eastern Acquisition Corporation

(A Development Stage Company)

Condensed Balance Sheets

	March 31, 2012 (Unaudited)	June 30, 2011 (Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$--	$--

Total assets	$--	$--

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$8,339	$7,403
Accounts payable	2,197	345
Total current liabilities	10,536	7,748

SHAREHOLDERS’ DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	--	--
Ordinary shares, $.000128 par value; 39,062,500 shares authorized; 998,275 shares issued and outstanding as of March 31, 2012 and June 30, 2011.	128	128
Additional paid in capital	6,596	6,596
Deficit accumulated during development stage	(17,260)	(14,472)
Total shareholders’ deficit	(10,536)	(7,748)
Total liabilities and shareholders’ deficit	$--	$--

See accompanying notes to condensed financial statements.

Eastern Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Nine Months Ended March 31, 2012	Nine Months Ended March 31, 2011	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Cumulative During Development Stage (September 27, 2006 to March 31, 2012)

Revenues	$--	$--	$--	$--	--

Expenses
Formation, general and administrative expenses	2,788	2,993	315	218	17,260
Total operating expenses	2,788	2,993	315	218	17,260

Operating loss	(2,788)	(2,993)	(315)	(218)	(17,260)

Income tax expense (benefit)	--	--	--	--	--

Net loss	$(2,788)	$(2,993)	$(315)	$(218)	(17,260)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average ordinary shares outstanding – basic and diluted	998,275	998,275	998,275	998,275

See accompanying notes to condensed financial statements.

Eastern Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31, 2012	Nine Months Ended March 31, 2011	Cumulative During Development Stage (September 27, 2006 to March 31, 2012)
Cash flows from operating activities
Net loss	$(2,788)	$(2,993)	$(17,260)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	110
Changes in operating assets and liabilities
Payable to affiliate	936	2,568	8,339
Accounts payable	1,852	218	2,197
Net cash used in operating activities	--	(207)	(6,614)

Cash flows from investing activities
Net cash provided by investing activities	--	--	--

Cash flows from financing activities
Proceeds from issuance of ordinary shares	--	--	6,614
Net cash provided by financing activities	--	--	6,614

Net increase (decrease) in cash	--	(207)	--

Cash at beginning of the period	--	1,425	--
Cash at end of the period	$--	$1,218	$--

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

Eastern Acquisition Corporation

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2012

NOTE 1 - Organization, Business and Operations

On September 27, 2006, Eastern Acquisition Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business.

At March 31, 2012, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through March 31, 2012 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

At March 31, 2012 and June 30, 2011, there were no potentially dilutive ordinary shares outstanding.

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

Level 3 – unobservable inputs.

As of March 31, 2012 and June 30, 2011, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

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

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through March 31, 2012, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate. The affiliate has agreed to continue funding the Company’s formation activities through the next 12 months, or until a business combination has been consummated.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company had a payable to affiliate of $8,339 and $7,403 to a Founder of the Company as of March 31, 2012 and June 30, 2011, respectively.  The payable is non-interest bearing and payable on demand.  The Company also had accounts payable related to the formation of the Company and general and administrative expenses of $2,197 and $345 as of March 31, 2012 and June 30, 2011, respectively.

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

NOTE 6 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At March 31, 2012 and June 30, 2011, there were no preference shares issued or outstanding.

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

Comparison of the nine months ended March 31, 2012 and 2011

Because we currently do not have any business operations, we have not had any revenues during the nine months ended March 31, 2012 and 2011. Total expenses for the nine months ended March 31, 2012 were $2,788 compared with $2,993 for the nine months ended March 31, 2011.

Comparison of the three months ended March 31, 2012 and 2011

Because we currently do not have any business operations, we have not had any revenues during the three months ended March 31, 2012 and 2011. Total expenses for the three months ended March 31, 2012 were $315 compared with $218 for the three months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we do not maintain a cash balance and must rely on an affiliate to fund business operations. The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis.

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

Date: May 14, 2012	EASTERN ACQUISITION CORPORATION

By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director

11