Form 10-Q/A
period 2012-09-30
Eastern Acquisition Corp
filed 2012-11-27
CIK 1505364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 000-54182

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

At November 20, 2012, there were 998,275 shares of Registrant’s ordinary shares, par value $0.000128 issued and outstanding.

EXPLANATORY NOTE

Eastern Acquisition Corporation (the “Registrant”) and its professionals were severely impacted by the effects of Hurricane Sandy and lost power and access to its server for seven (7) days following the storm. Accordingly, the Registrant was unable, without unreasonable effort or expense, to file its Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the “Quarterly Report”) by the November 14, 2012 filing date applicable to smaller reporting companies. Pursuant to the Securities and Exchange Commission’s release 2012-226, the Registrant will remain current and timely in its Exchange Act Reports by filing its Quarterly Report on Form 10-Q for the period ended September 30, 2012 on or before November 21, 2012. As a result of the impact of Hurricane Sandy, the Registrant and its professionals required additional time to complete their review of the financial statements and corresponding analysis for the period ended September 30, 2012 to be incorporated in the Quarterly Report. Additionally, the Registrant experienced continued slowdowns in the processing and confirmation of XBRL tagging and accuracy, resulting in the inability of the Registrant to file the Quarterly Report with XBRL tagging prior to the close of business on November 21, 2012.

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 21, 2012, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

Exhibit Number	Exhibit Title

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

*     These exhibits were previously included or incorporated by reference in the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 21, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 26, 2012	EASTERN ACQUISITION CORPORATION

By:	/s/ Gregg E. Jaclin

Name:	Gregg E. Jaclin
Title:	President and Chief Executive Officer