Form 10-Q
period 2012-12-31
Eastern Acquisition Corp
filed 2013-02-14
CIK 1505364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

n/a

(Former name, former address and former fiscal year, if changed since last report)

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

At February 11, 2013 there were 998,275 shares of Registrant’s ordinary shares, par value $0.000128 issued and outstanding.

GENERAL INDEX

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements.

Eastern Acquisition Corporation

(A Development Stage Company)

INDEX TO CONDENSED FINANCIAL STATEMENTS

Page

Condensed Balance Sheets as of December 31, 2012 and June 30, 2012	3

Condensed Statements of Operations for the three and six months ended December 31, 2012 and 2011 and the cumulative period from inception through December 31, 2012	4

Condensed Statements of Cash Flows for the six months ended December 31, 2012 and 2011 and the cumulative period from inception through December 31, 2012	5

Notes to Condensed Financial Statements	6-8

Eastern Acquisition Corporation

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	December 31,	June 30,
	2012	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$-

Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$-	$10,361
Accounts payable	-	434
Accrued expenses	4,485	-
Amount due to shareholders	700	-
Total current liabilities	5,185	10,795

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	-	-
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 998,275 shares issued and outstanding as of December 31, 2012 and June 30, 2012	128	128
Additional paid in capital	6,596	6,596
Deficit accumulated during development stage	(11,909)	(17,519)
Total shareholders' deficit	(5,185)	(10,795)
Total liabilities and shareholders' deficit	$-	$-

See accompanying notes to condensed financial statements.

Eastern Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

					Cumulative During
	Six Months Ended		Three Months Ended		Development Stage
	December 31,		December 31,		(September 27, 2006
	2012	2011	2012	2011	to December 31, 2012)

Revenues	$-	$-	$-	$-	$-

Expenses
Formation, general and administrative expenses	5,185	2,473	5,185	2,364	22,704
Total operating expenses	5,185	2,473	5,185	2,364	22,704

Other income
Release of payable obligation	10,795	-	10,795	-	10,795

Operation profit (loss)	5,610	(2,473)	5,610	(2,364)	(11,909)

Income tax expense	-	-	-	-	-

Net profit (loss)	$5,610	$(2,473)	$5,610	$(2,364)	$(11,909)

Basic and diluted loss per share	$0.01	$(0.00)	$0.01	$(0.00)

Weighted average ordinary shares outstanding
- Basic and diluted	998,275	998,275	998,275	998,275

See accompanying notes to condensed financial statements.

Eastern Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			Cumulative During
	Six Months Ended	Six Months Ended	Development Stage (September 27, 2006
	December 31, 2012	December 31, 2011	to December 31, 2012)
Cash flows from operating activities
Net profit (loss)	$5,610	$(2,473)	$(11,909)
Adjustments to reconcile net profit (loss) to cash used in operating activities:

Shares issued to Founder for payment of formation costs	-	-	110
Changes in operating assets and liabilities
Payable to affiliate	(10,361)	454	-
Accounts payable	(434)	2,019	-
Accrued expenses	4,485	-	4,485
Amount due to shareholders	700	-	700
Net cash used in operating activities	-	-	(6,614)

Cash flows from investing activities
Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Proceeds from issuance of ordinary shares	-	-	6,614
Net cash provided by financing activities	-	-	6,614

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents at beginning of the period	-	-	-
Cash and cash equivalents at end of the period	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

Eastern Acquisition Corporation

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 1 - Organization, Business and Operations

On September 27, 2006, Eastern Acquisition Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business.

At December 31, 2012, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through December 31, 2012 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

Basis of Presentation

These financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America, whereby revenues are recognized in the period earned and expenses when incurred. The Company also follows the accounting guidelines for accounting for and reporting on Development Stage Enterprises in preparing its financial statements.

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

DECEMBER 31, 2012

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

At December 31, 2012 and June 30, 2012, there were no potentially dilutive ordinary shares outstanding.

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

Fair Value of Financial Instruments

Our financial instruments consist of accounts payable, accrued expenses, and payables to shareholder. We believe the fair value of our payables reflects their carrying amounts.

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

Level 3 - unobservable inputs.

As of December 31, 2012 and June 30, 2012, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

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

DECEMBER 31, 2012

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through December 31, 2012, and does not intend to realize revenues until the consummation of a merger with an operating entity. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to a shareholder.

The shareholder has agreed to continue funding the Company’s formation activities through the next 12 months, or until a business combination has been consummated.

NOTE 4 – Related Party Transactions

On November 15, 2012, a related party to the Seller, released the Company from the payable to affiliate of $10,361 and waived any rights or obligations pursuant to this liability.  The Company had a payable to affiliate of $0 and $10,361 to a Founder of the Company as of December 31, 2012 and June 30, 2012, respectively. Additionally, as of November 15, 2012, pursuant to the Stock Purchase Agreements with Sword Dancer, LLC, the accounts payable of $434 related to general and administrative expenses is the sole responsibility of the Seller and is no longer a Company obligation. The Company had accounts payable related to the formation of the Company and general and administrative expenses of $0and $434 as of December 31, 2012 and June 30, 2012, respectively.

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

NOTE 6 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2012 and June 30, 2012, there were no preference shares issued or outstanding.

NOTE 7 - Commitments and Contingencies

The Company may become subject to various claims and litigation. The Company vigorously defends its legal position when these matters arise. The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 8 - Subsequent Events

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

Comparison of the six months ended December 31, 2012 and 2011

Because we currently do not have any business operations, we have not had any operating revenues during the six months ended December 31, 2012 and 2011. Total expenses for the six months ended December, 2012 were $5,185 compared with $2,473 for the six months ended December 31, 2011. We generated net profit of $5,610 for the six months ended December 31, 2012 compared with net loss of $2,473 for the six months ended December 31, 2011. The net profit was generated by nonrecurring income from release of payable obligation in 2012.

Comparison of the three months ended December 31, 2012 and 2011

Because we currently do not have any business operations, we have not had any operating revenues during the three months ended December 31, 2012 and 2011. Total expenses for the three months ended December 31, 2012 were $5,185 compared with $2,364 for the three months ended December 31, 2011. We generated net profit of $5,610 for the three months ended December 31, 2012 compared with net loss of $2,364 for the three months ended December 31, 2011. The net profit was generated by nonrecurring income from release of payable obligation in 2012.

Liquidity and Capital Resources

As of December 31, 2012, we do not maintain a cash balance and must rely on an affiliate to fund business operations. The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis.

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

Item 6. Exhibits.

(a)   Exhibits

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

 In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2013	EASTERN ACQUISITION CORPORATION

By:	/s/ Gregg E. Jaclin

Name:	Gregg E. Jaclin
Title:	President and Chief Executive Officer

