Form 10-K
period 2013-06-30
Eastern Acquisition Corp
filed 2013-10-15
CIK 1505364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-54182

Eastern Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S Employer Identification No.)
incorporation or organization)

P.O. Box 931 Madison, New Jersey	07940
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 409-1212

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Ordinary Shares, $0.000128 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☒    No ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2012: $0.

As of October 15, 2013, there were approximately 998,275 shares of the registrant’s ordinary shares outstanding.

Documents incorporated by reference: None.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.  Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties.  Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.  These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements.  In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Eastern Acquisition Corp.  “SEC” refers to the Securities and Exchange Commission.

PART I

Item 1.	Business.

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

The analysis of business opportunities will be undertaken by or under the supervision of our officer and directors who will have a large amount of flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

· Potential for growth, indicated by new technology, anticipated market expansion or new products;

· Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

· Strength and diversity of management, either in place or scheduled for recruitment;

· Capital requirements and anticipated availability of required funds;

· The extent to which the business opportunity can be advanced;

· The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

· Other relevant factors.

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

Employees

We presently have no employees apart from our officer. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

ENFORCEABILITY OF CIVIL LIABILITIES

We are incorporated in the Cayman Islands because our management believes that incorporation in the Cayman Islands offer a number of benefits, including, but not limited to, the following:

· political and economic stability;

· an effective judicial system;

· a favorable tax system;

· the absence of exchange control or currency restrictions; and

· the availability of professional and support services.

However, certain disadvantages accompany incorporation in the Cayman Islands. These disadvantages include:

· the Cayman Islands has a less developed body of securities laws as compared to the United States and provides significantly less protection to investors; and

· Cayman Islands companies may not have standing to sue before the federal courts of the United States.

We have been advised that there is uncertainty as to whether the courts of the Cayman Islands would:

· recognize or enforce judgments of United States courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States; or

· entertain original actions brought in the Cayman Islands or China against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

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

Item 1B.       Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.          Properties.

We do not own or rent any property.  We utilize the office space and equipment of our officer and director at no cost.

Item 3.          Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.         Mine Safety Disclosures.

Not applicable.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Approximate Number of Equity Security Holders

As of October 15, 2013 there were approximately 460 record holders of 998,275 Ordinary Shares.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Disclosure Regarding Forward Looking Statements

Statements, other than historical facts, contained in this Annually Report on Form 10-K, including statements of potential acquisitions and our strategies, plans and objectives, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Although we believe that our forward looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected.  Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; the effect of derivative activities; and conditions in the capital markets.  We undertake no duty to update or revise these forward-looking statements.

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

Comparison of the years ended June 30, 2013 and 2012

Because we currently do not have business operations, have not had any revenues during the year ended June 30, 2013 and 2012. Total expenses for the year ended June 30, 2013 were $15,728 compared with $3,047 for the year ended June 30, 2012. We generated net loss of $4,483 for the year ended June 30, 2013 compared with net loss of $3,047 for the year ended June 30, 2012. During the year ended June 30, 2013, we were released from a $10,795 liability which was assumed by the Seller.

Liquidity and Capital Resources

As of June 30, 2013, we do not maintain a cash balance and must rely on an affiliate to fund business operations. The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis.

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

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.           Financial Statements and Supplementary Data.

Eastern Acquisition Corporation

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Eastern Acquisition Corporation:

We have audited the accompanying balance sheets of Eastern Acquisition Corporation (the Company) (a development stage company) as of June 30, 2013 and 2012, and the related statements of operations, shareholders’ deficit, and cash flows for the years ended June 30, 2013 and 2012, and the cumulative period from inception (September 27, 2006) through June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastern Acquisition Corporation as of June 30, 2013 and 2012, and the results of its operations and its cash flows for the years ended June 30, 2013 and 2012, and the cumulative period from inception (September 27, 2006) through June 30, 2013, in conformity with generally accepted accounting principles in the United States of America.

The accumulated deficit during the development stage for the period from date of inception (September 27, 2006) through June 30, 2013 is $22,002.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

October 15, 2013

Houston, Texas

Eastern Acquisition Corporation

(A Development Stage Company)

Balance Sheets

	June 30,	June 30,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$-	$10,361
Accounts payable	-	434
Accrued expenses	8,374	-
Amount due to a stockholder	6,904	-
Total current liabilities	15,278	10,795

STOCKHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	-	-
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 998,275 shares issued and outstanding as of June 30, 2013 and June 30, 2012	128	128
Additional paid in capital	6,596	6,596
Deficit accumulated during development stage	(22,002)	(17,519)
Total stockholders' deficit	(15,278)	(10,795)
Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to financial statements.

Eastern Acquisition Corporation

(A Development Stage Company)

Statements of Operations

			Cumulative During
	Year Ended		Development Stage
	June 30,		(September 27, 2006
	2013	2012	to June 30, 2013)

Revenues	$-	$-	$-

Expenses
Formation, general and administrative expenses	15,278	3,047	32,797
Total operating expenses	15,278	3,047	32,797

Other income
Release of payable obligation	10,795	-	10,795

Loss before income taxes	(4,483)	(3,047)	(22,002)

Income tax expense	-	-	-

Net loss	$(4,483)	$(3,047)	$(22,002)

Basic and diluted earnings/(loss) per share	$(0.00)	$(0.00)

Weighted average ordinary shares outstanding
- Basic and diluted	998,275	998,275

See accompanying notes to financial statements.

Eastern Acquisition Corporation

(A Development Stage Company)

Statements of Shareholders’ Deficit

For the period from September 27, 2006 (Date of Inception) to June 30, 2013

						Deficit
						Accumulated
					Additional	During
	Preference Shares		Ordinary Shares		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Totals

Founder shares issued at September 27, 2006	—	$—	859,375	$110	$—	$—	$110
Net loss	—	—	—	—	—	(5,692)	(5,692)

Balance as of June 30, 2007	—	—	859,375	110	—	(5,692)	(5,582)

Net loss	—	—	—	—	—	(2,073)	(2,073)

Balance as of June 30, 2008	—	—	859,375	110	—	(7,765)	(7,655)

Sale of Ordinary shares	—	—	138,900	18	6,596	—	6,614
Net loss	—	—	—	—	—	(1,587)	(1,587)

Balance as of June 30, 2009	—	—	998,275	128	6,596	(9,352)	(2,628)

Net loss	—	—	—	—	—	(1,782)	(1,782)

Balance as of June 30, 2010	—	—	998,275	128	6,596	(11,134)	(4,410)

Net loss	—	—	—	—	—	(3,338)	(3,338)

Balance as of June 30, 2011	—	—	998,275	128	6,596	(14,472)	(7,748)

Net loss	—	—	—	—	—	(3,047)	(3,047)

Balance as of June 30, 2012	—	—	998,275	128	6,596	(17,519)	(10,795)

Net loss	—	—	—	—	—	(4,483)	(4,483)

Balance as of June 30, 2013	—	$—	998,275	$128	$6,596	$(22,002)	$(15,278)

See accompanying notes to financial statements.

Eastern Acquisition Corporation

(A Development Stage Company)

Statements of Cash Flows

			Cumulative During
	Year Ended	Year Ended	Development Stage (September 27, 2006
	June 30, 2013	June 30, 2012	to June 30, 2013)
Cash flows from operating activities
Net loss	$(4,483)	$(3,047)	$(22,002)
Adjustments to reconcile net income (loss) to cash used in operating activities:

Release of payable obligation	(10,795)	-	(10,795)
Shares issued to Founder for payment of formation costs	-	-	110
Changes in operating assets and liabilities
Payable to affiliate	-	2,958	10,361
Accounts payable	-	89	434
Accrued expenses	8,374	-	8,374
Amount due to stockholders	6,904	-	6,904
Net cash used in operating activities	-	-	(6,614)

Cash flows from investing activities
Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Proceeds from issuance of ordinary shares	-	-	6,614
Net cash provided by financing activities	-	-	6,614

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents at beginning of the period	-	-	-
Cash and cash equivalents at end of the period	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

Eastern Acquisition Corporation

(A Development Stage Company)

 NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 1 - Organization, Business and Operations

On September 27, 2006, Eastern Acquisition Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business.

At June 30, 2013, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through June 30, 2013 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

JUNE 30, 2013

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

At June 30, 2013 and June 30, 2012, there were no potentially dilutive ordinary shares outstanding.

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

Level 3 - unobservable inputs.

As of June 30, 2013 and June 30, 2012, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through June 30, 2013, and does not intend to realize revenues until the consummation of a merger with an operating entity. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and advances from stockholders.

The primary stockholder has agreed to continue funding the Company’s formation activities through the next 12 months, or until a business combination has been consummated.

Eastern Acquisition Corporation

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 4 - Payable to Affiliate and Accounts Payable

On November 15, 2012, a related party to the Seller, released the Company from the payable to affiliate of $10,361 and waived any rights or obligations pursuant to this liability.  The Company had a payable to affiliate of $0 and $10,361 to a Founder of the Company as of June 30, 2013 and June 30, 2012, respectively. Additionally, as of November 15, 2012, pursuant to the Stock Purchase Agreements with Sword Dancer, LLC, the accounts payable of $434 related to general and administrative expenses is the sole responsibility of the Seller and is no longer a Company obligation. The Company had accounts payable related to the formation of the Company and general and administrative expenses of $0 and $434 as of June 30, 2013 and June 30, 2012, respectively.

NOTE 5 - Amount due to a Stockholder

Amount due to a stockholder represents expenses necessary to operate, including expenses necessary to file reports with the SEC and professional expenses. The amount is unsecured and non-interest bearing.

NOTE 6 - Ordinary Shares

On September 27, 2006, the Company was formed with 859,375 shares of its restricted ordinary shares issued at par value of $0.000128 per share, for consideration of $110 to its founding shareholders. The stock, along with a payable issued to a Founder of $2,482, were the basis of the funding of the Company’s formation costs. On March 21, 2008, the Company sold 138,900 shares of its restricted ordinary shares for $6,614. The restricted ordinary shares were sold to approximately 450 offshore private investors pursuant to a Private Placement Offering in lots of 300 shares each at approximately $0.05 per share. No underwriting discounts or commissions were paid with respect to such sales.

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

NOTE 7 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2013 and June 30, 2012, there were no preference shares issued or outstanding.

NOTE 8 - Commitments and Contingencies

The Company may become subject to various claims and litigation. The Company vigorously defends its legal position when these matters arise. The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 9 - Subsequent Events

On October 10, 2013, the Company’s sole officer and director, Gregg E. Jaclin, resigned from all of his positions with the Company. The resignation of Mr. Jaclin was not a result of any disagreements relating to the Company’s operations, policies or practices.

On the same date, William R. Joubert was elected as the Company’s sole director and appointed as the Company’s Chief Executive Officer, President, and Chief Financial Officer.

The Company considered all events subsequent to the balance sheet date through the date of issuance of the financial statements that would require recognition or disclosure in the financial statements.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2013, the end of the period covered by this report. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	The Company’s board of directors has no audit committee, independent director or member with financial expertise which causes ineffective oversight of the Company’s external financial reporting and internal control over financial reporting.

3.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

In light of the material weaknesses, the management of the Company performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America.  Accordingly, we believe that our financial statements included herein fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the reporting periods then ended.

Remediation of Material Weaknesses

We intend to remediate the material weaknesses in our disclosure controls and procedures identified above by adding independent directors or members with financial expertise and/or hiring a full-time CFO, with SEC reporting experience, in the future when working capital permits and by working with our independent registered public accounting firm and refining our internal procedures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officer and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
·	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and
·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of June 30, 2013, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2013.

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only the management's report in this annual report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by June 30, 2014 when funding is available. Additionally, we plan to test our updated controls and remediate our deficiencies by June 30, 2014.

Changes in internal controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of our fiscal year ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

On October 10, 2013, the Company’s sole officer and director, Gregg E. Jaclin, resigned from all of his positions with the Company. The resignation of Mr. Jaclin was not a result of any disagreements relating to the Company’s operations, policies or practices.

On the same date, William R. Joubert was elected as the Company’s sole director and appointed as the Company’s Chief Executive Officer, President, and Chief Financial Officer.

Mr. William R. Joubert, 53, has 22 years of experience in business development, specializing in mergers & acquisitions, alternative public offerings and reverse merger offerings. Joubert was responsible for sourcing the public company, its acquisition, financing, and eventually taking Health Revenue Assurance Holdings, Inc. (HRAA) public which is currently trading on the bulletin board exchange. Mr. Joubert has been involved with the organization for the past 10 years and remains involved on a daily basis as a consultant, with emphasis in areas of business development, sourcing acquisitions candidates, capitalization requirements, and structuring investor and public relations.

Mr. Joubert has independently been involved, both domestically and internationally, with over two dozen reverse mergers, acting in the role of investment banker, either structuring individual deals, sourcing companies to acquire financing, SEC legal counsel, engaging audit firms, and implementing investor and public relation opportunities.

Mr. Joubert received a BA degree in business and communications from the State University of Oswego, Oswego, NY 1982.

Family Relationships

There are no family relationships between Mr. Joubert and any previous officers or directors of the Company.

Related Party Transactions

There are no related party transactions reportable under Item 5.02 of Form 8-K or Item 404(a) of Regulation S-K.

Employment Agreements

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

Our directors, executive officers and key employees are listed below. The number of directors is determined by our board of directors. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name	Age	Position
William R. Joubert	53	Chief Executive Officer, President, Chief Financial Officer and Director
Gregg E. Jaclin	43	Former Chief Executive Officer, President, Chief Financial Officer and Former Director(1)
David Richardson	54	Former Director(2)
Joseph Rozelle	40	Former President, Chief Financial Officer, Director (3)

(1)	Mr. Jaclin resigned from all positions with the Company on October 10, 2013.
(2)	Mr. Richardson resigned as a Director of the Company on November 15, 2012.
(3)	Mr. Rozelle resigned from all positions with the Company on November 15, 2012.

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Gregg E. Jaclin is a partner at Szaferman, Lakind, Blumstein & Blader, P.C.  Mr. Jaclin is a securities and corporate lawyer whose practice focuses on securities, financings, mergers and acquisitions and corporate representation.  He is experienced in a wide variety of capital raising transactions representing issuers, investors and investment banks, as well as various parties in a variety of corporate, securities and financial transactions. His experience has spanned a wide variety of industries, from core manufacturing to biotech, high-tech and clean-tech, and has been both national and international in scope. He graduated from University of Maryland with a B.A. degree in government and politics and received his Juris Doctor from the Benjamin N. Cardozo School of Law. He is a member of both the New York and New Jersey bars.

David Richardson. David Richardson was one of our directors from September 2006 to November 15, 2012. Mr. Richardson is an Executive Director of Lighthouse Capital Insurance Company (Fortis’ insurance affiliate in the Cayman Islands), and the President and CEO of Mid-Ocean Consulting Group Ltd., which guides both institutions and individuals on sophisticated international structuring and tax related strategies. From 2003 through 2005, Mr. Richardson served as the President of Oceanic Bank and Trust Limited’s Insurance Specialty Unit. Prior thereto, in 1996, he became the Head of Private Banking for MeesPierson, a Dutch merchant/private bank in the Cayman Islands. Following that, he became the Managing Director for MeesPierson (Bahamas) Ltd. and Chairman of Lighthouse Capital Insurance Company. David Richardson began his professional career in the investment business over 20 years ago, working for one of Canada’s preeminent investment houses; Walwyn, Stodgell, Cochrane and Murray (now Merrill Lynch Canada). In 1987, he joined the Bank of Bermuda in Bermuda as Portfolio Manager, where he personally oversaw the management of in excess of $350 million for the Bank’s top tier clientele. From there he moved to the Bank of Bermuda’s wholly owned trust subsidiary, Bermuda Trust Company serving as Assistant Manager and Director of Americas’ marketing activities. Mr. Richardson is a graduate of the University of Toronto (Hon.BSc) with a post graduate degree from Northwestern University (NTS Graduate), as well as possessing a number of professional affiliations including a Member of STEP, the ITPA and the Bahamas International Insurance Association.

Joseph Rozelle – Mr. Rozelle was one of our directors from September 2006 to November 15, 2012.  In addition, Mr. Rozelle served as our President and Chief Financial Officer from September 2006 to November 15, 2012.  Mr. Rozelle is currently the President of Nautilus Global Partners, a Limited Liability Company dedicated to facilitation of “going public” transactions for foreign and domestic operating companies on the public United States Exchanges.  Prior to joining Nautilus in 2006, Mr. Rozelle was a consultant with Accretive Solutions, providing Sarbanes-Oxley Compliance consulting and other accounting related consulting services.  Prior thereto, Mr. Rozelle worked with Momentum Equity Group, LLC and Momentum Bio Ventures as a Principal Analyst in the spring of 2002 and winter of 2003, respectively.  At Momentum, Mr. Rozelle was responsible for financial modeling, due diligence, and preparation of investment summaries for client companies.  Prior to joining Momentum, Mr. Rozelle was an associate with Barclays Capital in the Capital Markets Group, specializing in asset securitization.  Prior thereto, he was the Assistant Vice President of Planning and Financial Analysis for a regional commercial bank and was responsible for all of the corporate financial modeling, risk analysis, mergers and acquisition evaluation, and corporate budgeting. Before his tenure in commercial banking, Mr. Rozelle served as a senior auditor with Arthur Andersen, where he was involved in a variety of filings with the SEC involving corporate mergers, spin-offs, public debt offerings, and annual reports.  Mr. Rozelle holds a Bachelors of Business Administration degree from the University of Houston and a Masters of Business Administration degree from the Jesse H. Jones School of Management at Rice University.

Employment Agreements

The Company currently has no employment agreements.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Compliance with Section 16(a) of the Exchange Act

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  Such persons are also required to furnish Coastline Corporate Services, Inc. with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this report, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

Item 11.       Executive Compensation.

 The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us for the years ended June 30, 2013 and June 30, 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

William R. Joubert, Chief Executive Officer, Chief Financial Officer, President, and	2013	$0	$0	$0	$0	$0	$0	$0
Director	2012	0	0	0	0	0	0	0

Gregg E. Jaclin, Former Chief Executive Officer, Chief Financial Officer, President, and	2013	$0	$0	$0	$0	$0	$0	$0
Director	2012	0	0	0	0	0	0	0

Joesph Rozelle, Former, Chief Financial Officer, President, and	2013	$0	$0	$0	$0	$0	$0	$0
Director	2012	0	0	0	0	0	0	0

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

The Company currently has no employment agreements.

Compensation Committee Interlocks and Insider Participation

The Board of Directors has no nominating, auditing or compensation committees or any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of October 15, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October 15, 2013. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of October 15, 2013 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: P.O. Box 931, Madison, New Jersey 07940.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class(3)
Officers & Directors
David Richardson, Former Director* (1)	78,125	7.8%
Joseph Rozelle*, Former Officer and Director (3)	781,250	78.3%

Gregg E. Jaclin, Former Officer and Director(3)	781,250	78.3%

William R. Joubert, Sole Officer and Director(3)	781,250	78.3%
All Officers and Directors as a group (4 individuals)	859,375	86.1%

———————

*Mr. Richardson and Mr. Rozelle resigned as Directors and Officers of the Company on November 15, 2012.

(1)

These shares were held by Mid-Ocean Consulting Limited until they were sold on November 15, 2012.  Mr. Richardson is the owner and the President and CEO of Mid-Ocean Consulting Limited and has voting and investment control over such shares. The address is Mid-Ocean Consulting Limited, Bayside House, Bayside Executive Park, West Bay Street & Blake Road, Nassau, Bahamas.

(2)	Consists of the 781,250 shares held by Nautilus Global Partners, until November 15, 2012. Mr. Rozelle is the President of Nautilus Global Partners.
(3)	These shares are held by Sword Dancer, LLC. Messrs. Jaclin and Joubert are the owners of Sword Dancer, LLC and have voting and investment control over such shares.
(4)	Based on 998,275 issued and outstanding ordinary shares as of October 15, 2013.

Change in Control

We are not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13.       Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On November 15, 2012, a related party to the Seller, released the Company from the payable to affiliate of $10,361 and waived any rights or obligations pursuant to this liability.  The Company had a payable to affiliate of $0 and $10,361 to a Founder of the Company as of June 30, 2013 and June 30, 2012, respectively. Additionally, as of November 15, 2012, pursuant to the Stock Purchase Agreements with Sword Dancer, LLC, the accounts payable of $434 related to general and administrative expenses is the sole responsibility of the Seller and is no longer a Company obligation. The Company had accounts payable related to the formation of the Company and general and administrative expenses of $0 and $434 as of June 30, 2013and June 30, 2012, respectively.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;

•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Bill Joubert is not considered independent because he is an executive officer of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.      Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal year ended June 30, 2013 and 2012, we were billed approximately $3,900 and $637, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company incurred fees of $0 and $0 for the fiscal years ended June 30, 2013 and 2012.

Tax Fees

For the Company’s fiscal years ended June 30, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2013 and 2012.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.       Exhibits, Financial Statement Schedules.

Exhibit Number		Description
3.1		Memorandum and Articles of Association(1)
31.1		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

(1) Filed as an Exhibit on Form 10 with the SEC on January 31, 2011.

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

EASTERN ACQUISITION CORP.

Dated: October 15, 2013	By:	/s/ William R. Joubert
William R. Joubert President, Chief Executive Officer, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/William R. Joubert	President, Chief Executive Officer,	October 15, 2013
William R. Joubert	Chief Financial Officer, and Director (principal executive officer and principal financial and accounting officer)

