Form 10-Q
period 2013-09-30
Eastern Acquisition Corp
filed 2013-11-19
CIK 1505364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

P.O. Box 931

Madison, New Jersey

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

At November 18, 2013 there were 998,275 shares of Registrant’s ordinary shares, par value $0.000128, issued and outstanding.

GENERAL INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Eastern Acquisition Corporation

(A Development Stage Company)

INDEX TO CONDENSED FINANCIAL STATEMENTS

Page

Condensed Balance Sheets as of September 30, 2013 and June 30, 20134	4

Condensed Statements of Operations for the three months ended September 30, 2013 and 2012 and the cumulative period from inception through September 30, 2013	5

Condensed Statements of Cash Flows for the three months ended September 30, 2013 and 2012 and the cumulative period from inception through September 30, 2013	6

Notes to Condensed Financial Statements	7-10

Eastern Acquisition Corporation

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	September 30,	June 30,
	2013	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$-

Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$8,524	$8,374
Amount due to shareholders	9,154	6,904
Total current liabilities	17,678	15,278

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	-	-
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 998,275 shares issued and outstanding as of September 30, 2013 and June 30, 2013	128	128
Additional paid in capital	6,596	6,596
Deficit accumulated during development stage	(24,402)	(22,002)
Total shareholders' deficit	(17,678)	(15,278)
Total liabilities and shareholders' deficit	$-	$-

See accompanying notes to condensed financial statements.

Eastern Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

			Cumulative During
	Three Months Ended	Three Months Ended	Development Stage (September 27, 2006
	September 30, 2013	September 30, 2012	to September 30, 2013)

Revenues	$-	$-	$-

Expenses
Formation, general and administrative expenses	2,400	-	35,197
Total operating expenses	2,400	-	35,197

Other income
Release of payable obligation	-	-	10,795
Loss before income taxes	(2,400)	-	(24,402)

Income tax expense	-	-	-

Net loss	$(2,400)	$-	$(24,402)

Basic and diluted loss per share	$(0.00)	$0.00
Weighted average ordinary shares outstanding
- basic and diluted	998,275	998,275

See accompanying notes to condensed financial statements.

Eastern Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			Cumulative During
	Three Months Ended	Three Months Ended	Development Stage (September 27, 2006
	September 30, 2013	September 30, 2012	to September 30, 2013)
Cash flows from operating activities
Net loss	$(2,400)	$-	$(24,402)
Adjustments to reconcile net loss to cash used in operating activities:

Shares issued to Founder for payment of formation costs	-	-	110
Changes in operating assets and liabilities
Accrued expenses	150	-	8,524
Amount due to shareholders	2,250	-	9,154
Net cash used in operating activities	-	-	(6,614)

Cash flows from investing activities
Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Proceeds from issuance of ordinary shares	-	-	6,614
Net cash provided by financing activities	-	-	6,614

Net increase (decrease) in cash	-	-	-

Cash at beginning of the period	-	-	-
Cash at end of the period	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

Eastern Acquisition Corporation

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 1 - Organization, Business and Operations

On September 27, 2006, Eastern Acquisition Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business.

At September 30, 2013, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through September 30, 2013 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

NOTE 2 - Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Form 10-K for the year ended June 30, 2013, filed with the Securities and Exchange Commission on October 15, 2013.

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

SEPTEMBER 30, 2013

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

At September 30, 2013 and June 30, 2013, there were no potentially dilutive ordinary shares outstanding.

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

Level 3 – unobservable inputs.

As of September 30, 2013 and June 30, 2013, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

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

SEPTEMBER 30, 2013

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through September 30, 2013, and does not intend to realize revenues until the consummation of a merger with an operating entity. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and advances from stockholders.

The primary stockholder has agreed to continue funding the Company’s formation activities through the next 12 months, or until a business combination has been consummated.

NOTE 4 - Payable to Affiliate and Accounts Payable

On November 15, 2012, a related party to the Seller, released the Company from the payable to affiliate of $10,361 and waived any rights or obligations pursuant to this liability. The Company had a payable to affiliate of $0 and $0 to a Founder of the Company as of September 30, 2013 and June 30, 2013, respectively. Additionally, as of November 15, 2012, pursuant to the Stock Purchase Agreements with Sword Dancer, LLC, the accounts payable of $434 related to general and administrative expenses is the sole responsibility of the Seller and is no longer a Company obligation.

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

NOTE 7 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2013 and June 30, 2013, there were no preference shares issued or outstanding.

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

SEPTEMBER 30, 2013

NOTE 9 – Subsequent Events

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

Results of Operations

For the three months ended September 30, 2013 and 2012

For the three months ended September 30, 2013 and September 30, 2012, we had $0 in revenue.

Operating expenses for the three months ended September 30, 2013 and September 30, 2012 were $2,400 and $0, resulting in a net loss of $2,400 and $0, respectively.

Liquidity and Capital Resources

As of September 30, 2013, we had $0 cash on hand.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Exhibit Title

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

*Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2013	EASTERN ACQUISITION CORPORATION
	By:	/s/ William R. Joubert
Name: William R. Joubert
Title: President and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer, and Principal Financial and Accounting Officer)

