Form 10-Q
period 2014-03-31
Eastern Acquisition Corp
filed 2014-05-15
CIK 1505364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

At May 15, 2014 there were 998,275 shares of Registrant’s ordinary shares, par value $0.000128, issued and outstanding.

GENERAL INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Eastern Acquisition Corporation

(A Development Stage Company)

INDEX TO CONDENSED FINANCIAL STATEMENTS

Page

Condensed Balance Sheets as of March 31, 2014 and June 30, 2013 (unaudited)	4

Condensed Statements of Operations for the three and nine months ended March 31, 2014 and 2013 and the cumulative period from inception through March 31, 2014 (unaudited)	5

Condensed Statements of Cash Flows for the nine months ended March 31, 2014 and 2013 and the cumulative period from inception through March 31, 2014 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7-10

Eastern Acquisition Corporation

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	March 31,	June 30,
	2014	2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$-

Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$10,116	$8,374
Amount due to a shareholder	13,254	6,904
Total current liabilities	23,370	15,278

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	-	-
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 998,275 shares issued and outstanding as of March 31, 2014 and June 30, 2013	128	128
Additional paid in capital	6,596	6,596
Deficit accumulated during development stage	(30,094)	(22,002)
Total shareholders' deficit	(23,370)	(15,278)
Total liabilities and shareholders' deficit	$-	$-

See accompanying notes to condensed financial statements.

Eastern Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

						Cumulative During
	For the Nine Months Ended		For the Three Months Ended			Development Stage
	March 31,		March 31,			(September 27, 2006
	2014	2013	2014	2013		to March 31, 2014)

Revenues	$-	$-	$-	$		$-

Expenses
Formation, general and administrative expenses	8,092	8,763	2,919		3,578	40,889
Total operating expenses	8,092	8,763	2,919		3,578	40,889

Other income
Release of payable obligation	-	10,795	-		-	10,795

Income (loss) before income taxes	(8,092)	2,032	(2,919)		(3,578)	(30,094)

Income tax expense	-	-	-		-	-

Net income (loss)	$(8,092)	$2,032	$(2,919)		(3,578)	$(30,094)

Basic and diluted loss per share	$(0.01)	$0.00	$(0.00)		(0.01)	$

Weighted average ordinary shares outstanding
- Basic and diluted	998,275	998,275	998,275		998,275

See accompanying notes to condensed financial statements.

Eastern Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			Cumulative During
	Nine Months Ended		Development Stage
	March 31,		(September 27, 2006
	2014	2013	to March 31, 2014)
Cash flows from operating activities
Net income (loss)	$(8,092)	$2,032	$(30,094)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Release of payable obligation	-	(10,795)	(10,795)
Shares issued to Founder for payment of formation costs	-	-	110

Changes in operating assets and liabilities
Payable to affiliate	-	-	10,361
Accounts payable	-	-	434
Accrued expenses	1,742	3,359	10,116
Amount due to a shareholder	6,350	5,404	13,254
Net cash used in operating activities	-	-	(6,614)

Cash flows from investing activities
Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Proceeds from issuance of ordinary shares	-	-	6,614
Net cash provided by financing activities	-	-	6,614

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents at beginning of the period	-	-	-

Cash and cash equivalents at end of the period	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

Eastern Acquisition Corporation

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 1 - Organization, Business and Operations

On September 27, 2006, Eastern Acquisition Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business.

At March 31, 2014, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through March 31, 2014 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

MARCH 31, 2014

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

At March 31, 2014 and June 30, 2013, there were no potentially dilutive ordinary shares outstanding.

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

Fair Value of Financial Instruments

Our financial instruments consist of accrued expenses and an amount due to a stockholder. We believe the fair value of our payables reflects their carrying amounts.

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

Level 3 – unobservable inputs.

As of March 31, 2014 and June 30, 2013, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

Accounting standards that have recently been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Eastern Acquisition Corporation

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through March 31, 2014, and does not intend to realize revenues until the consummation of a merger with an operating entity. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and advances from stockholders.

The primary stockholder has agreed to continue funding the Company’s formation activities through the next 12 months, or until a business combination has been consummated.

NOTE 4 - Amount due to a Stockholder

Amount due to a stockholder represents expenses necessary to operate, including expenses necessary to file reports with the SEC and professional expenses. The amount is unsecured and non-interest bearing, with no stated maturity date.

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

NOTE 6 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2014 and June 30, 2013, there were no preference shares issued or outstanding.

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

MARCH 31, 2014

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

Comparison of the nine months ended March 31, 2014 and 2013

Because we currently do not have any business operations, we have not had any revenues during the nine months ended March 31, 2014 and 2013. Total expenses for the nine months ended March 31, 2014 were $8,092 compared with $8,763 for the nine months ended March 31, 2013. We generated net loss of $8,092 for the nine months ended March 31, 2014 compared with net income of $2,032 for the nine months ended March 31, 2013. The net income was generated by nonrecurring income from release of payable obligation in 2012.

Comparison of the three months ended March 31, 2014 and 2013

Because we currently do not have any business operations, we have not had any revenues during the three months ended March 31, 2014 and 2013. Total expenses for the three months ended March 31, 2014 were $2,919 compared with $3,578 for the three months ended March 31, 2013. We generated net loss of $2,919 for the three months ended March 31, 2014 compared with net loss of $3,578 for the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we do not maintain a cash balance and must rely on an affiliate to fund business operations. The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Exhibit Title

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

*Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2014	EASTERN ACQUISITION CORPORATION

	By:	/s/ William R. Joubert
Name: William R. Joubert
Title: President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

